Form 10-K/A
Wells Fargo Commercial Mortgage Trust 2015-NXS2
filed 2016-04-06
CIK 1643873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 24, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.6 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K.  Due to an error in table formatting, Appendix A of Exhibit 33.6 to the Original Form 10-K did not clearly identify which servicing criteria were applicable or inapplicable.  The amended Exhibit 33.6 included in this Amendment clearly identifies which servicing criteria are applicable and which are inapplicable.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian:

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.2 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.8 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.9 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.12 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.6)

33.14 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.16 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.19 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 33.6)

33.21 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.22 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.23 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.25 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 33.6)

33.28 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.29 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.30 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.32 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.33 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.6)

33.35 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.36 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.37 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.39 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.40 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.6)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.2 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.8 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.9 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.12 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.14 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.16 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.19 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.21 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.22 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.23 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.25 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.28 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.29 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.30 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.32 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.33 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.35 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.36 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.37 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.39 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.40 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.14 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.17 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of June 30, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 12, 2015 under Commission File No. 333-195164-10 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 30, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Natixis Real Estate Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on November 12, 2015 under Commission File No. 333-195164-10 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 30, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on November 12, 2015 under Commission File No. 333-195164-10 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: April 6, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.2 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.8 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.9 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.12 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.6)

33.14 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.16 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.19 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 33.6)

33.21 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.22 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.23 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.25 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 33.6)

33.28 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.29 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.30 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.32 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.33 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.6)

33.35 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.36 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.37 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.39 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.40 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.6)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.2 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.8 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.9 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.12 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.14 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.16 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.19 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.21 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.22 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.23 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.25 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.28 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.29 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.30 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.32 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.33 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.35 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.36 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.37 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.39 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.40 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.14 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.17 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-195164-10 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of June 30, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 12, 2015 under Commission File No. 333-195164-10 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 30, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Natixis Real Estate Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on November 12, 2015 under Commission File No. 333-195164-10 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 30, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on November 12, 2015 under Commission File No. 333-195164-10 and incorporated by reference herein)