Form 10-K
period 2016-12-31
Wells Fargo Commercial Mortgage Trust 2015-NXS2
filed 2017-03-27
CIK 1643873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-195164-10

Central Index Key Number of the issuing entity: 0001643873

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 100 West 57th Street Mortgage Loan and the Cooper's Crossing Mortgage Loan, which constituted approximately 4.9% and 2.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 100 West 57th Street Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Cooper's Crossing Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 100 West 57th Street Mortgage Loan and the Cooper's Crossing Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association  is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association , as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association , as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan, which constituted approximately 9.8%, 4.0% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Patriots Park Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Stanford Research Park Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (c) with respect to the Hotel Andra Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2015-NXS1 transaction, Commission File Number 333-195164-07 (the “WFCMT 2015-NXS1 Transaction”). These loan combinations, including the Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-NXS1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCMT 2015-NXS1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCMT 2015-NXS1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFCMT 2015-NXS1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Patriots Park Mortgage Loan, the Stanford Research Park Mortgage Loan and the Hotel Andra Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-NXS1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-NXS1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-NXS1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 33.1)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the 100 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 33.1)
33.18 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Cooper's Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (see Exhibit 33.1)
33.26 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Patriots Park Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (see Exhibit 33.5)
33.30 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 33.1)
33.34 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the Stanford Research Park Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (see Exhibit 33.5)
33.38 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (see Exhibit 33.30)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 33.1)
33.42 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 33.2)
33.43 Wilmington Trust, National Association, as Trustee of the Hotel Andra Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (see Exhibit 33.5)
33.46 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (see Exhibit 33.30)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 34.1)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the 100 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 34.1)
34.18 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Cooper's Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (see Exhibit 34.1)
34.26 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Patriots Park Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (see Exhibit 34.5)
34.30 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 34.1)
34.34 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the Stanford Research Park Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (see Exhibit 34.5)
34.38 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (see Exhibit 34.30)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 34.1)
34.42 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 34.2)
34.43 Wilmington Trust, National Association, as Trustee of the Hotel Andra Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (see Exhibit 34.5)
34.46 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (see Exhibit 34.30)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 34.8)

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

Date: March 27, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 33.1)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the 100 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 33.1)
33.18 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Cooper's Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (see Exhibit 33.1)
33.26 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Patriots Park Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (see Exhibit 33.5)
33.30 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 33.1)
33.34 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the Stanford Research Park Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (see Exhibit 33.5)
33.38 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (see Exhibit 33.30)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 33.1)
33.42 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 33.2)
33.43 Wilmington Trust, National Association, as Trustee of the Hotel Andra Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (see Exhibit 33.5)
33.46 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (see Exhibit 33.30)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 34.1)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the 100 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 West 57th Street Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 34.1)
34.18 Rialto Capital Advisors, LLC, as Special Servicer of the Cooper's Crossing Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Cooper's Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Cooper's Crossing Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Cooper's Crossing Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Trust Advisor of the Cooper's Crossing Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Cooper's Crossing Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Patriots Park Mortgage Loan (see Exhibit 34.1)
34.26 Rialto Capital Advisors, LLC, as Special Servicer of the Patriots Park Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Patriots Park Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Patriots Park Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Patriots Park Mortgage Loan (see Exhibit 34.5)
34.30 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Patriots Park Mortgage Loan
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Patriots Park Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 34.1)
34.34 Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the Stanford Research Park Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Stanford Research Park Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (see Exhibit 34.5)
34.38 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Stanford Research Park Mortgage Loan (see Exhibit 34.30)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 34.1)
34.42 Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 34.2)
34.43 Wilmington Trust, National Association, as Trustee of the Hotel Andra Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Hotel Andra Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (see Exhibit 34.5)
34.46 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Hotel Andra Mortgage Loan (see Exhibit 34.30)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 34.8)

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